Form 10-K/A
period 2012-12-31
AmeriCredit Automobile Receivables Trust 2011-3; AFS SenSub Corp.
filed 2014-02-28
CIK 1522412, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number of the issuing entity: 333-170231-02

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2011-3

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-170231

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	45-6291163
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

Explanatory Note:

The Form 10-K for the issuing entity’s fiscal year ended December 31, 2012 was originally filed on March 28, 2013. This Form 10-K/A is being filed because the sponsor and issuing entity recently were provided with a corrected and updated Assessment of Compliance with Applicable Servicing Criteria by Wells Fargo Bank, National Association (the “Updated Assessment”), which is attached to this Form 10-K/A as Exhibit 33.2, and a corresponding updated Report of Independent Registered Public Accounting Firm from KPMG LLP relating to that Updated Assessment, which is attached to the Form 10-K/A as Exhibit 34.2. Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, an updated Section 302 Certification is also attached to this Form 10-K/A as Exhibit 31.1.

Except for the updated exhibits described above, this Form 10-K/A does not update, modify or amend any other information or any other exhibits as originally filed on the Form 10-K. Therefore, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K and does not update those disclosures as affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 2, 2011, between AmeriCredit Automobile Receivables Trust 2011-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 2, 2011, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 2, 2011, among AmeriCredit Automobile Receivables Trust 2011-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.1	Purchase Agreement, dated as of June 2, 2011, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. - (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.2	Custodian Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 2, 2011, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c.)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERTIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

There is no external credit enhancement or other support provider that is liable to provide payments supporting any notes or certificates issued by the Issuing Entity.

ITEM 1115(b) OF REGULATION AB. (CERTAIN DERIVATIVE INFORMATION (FINANCIAL INFORMATION))

No entity provides any derivative instruments that are used to alter the payment characteristics of the cash flows from the Issuing Entity.

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

No legal proceedings are pending against the Sponsor, Depositor, Trustee, Issuing Entity, or any Servicer that would be material to the security holders of the Notes or Certificates.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2011-3, a Delaware statutory trust.

The Sponsor sold and assigned the pool of initial automobile loan contracts to AFS SenSub Corp., the Depositor, a Nevada corporation. The Depositor then sold the pool of sub-prime automobile loan contracts to the Issuing Entity and is the sole-owner of the certificate of the Issuing Entity.

General Motors Financial of Canada, Ltd., or GMF of Canada, is a wholly owned subsidiary of the Sponsor. GMF of Canada services a portion of the automobile loan contracts in the United States on behalf of the Issuing Entity through its service center in Peterborough, Ontario. GMF of Canada utilizes the Sponsor’s standardized servicing policies and procedures and operates on the same single, unified and interconnected software platform that the Sponsor’s other servicing centers utilize. GMF of Canada is managed by the same executive officers of the Sponsor that oversee the rest of the Sponsor’s operations, including servicing through its other servicing centers. GMF of Canada is operated as a separate legal entity from the Sponsor due solely to the location of its servicing center in a foreign jurisdiction, despite being operated identically to the Sponsor’s other servicing centers and not as a stand-alone entity (other than as is required for regulatory and corporate governance purposes).

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

The Servicer separately confirmed with Wells Fargo Bank, National Association that none of the material instances of noncompliance discussed in Exhibit 33.2 or the Schedules thereto relate to the transaction covered by the Form 10-K/A. The Servicer determined that these instances of noncompliance do not represent material instances of noncompliance with the servicing criteria relating to the transaction covered by the Form 10-K/A.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2011-3 has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2011-3

By:	AMERICREDIT FINANCIAL SERVICES, INC.,
as attorney-in-fact

By:	/s/ Chris A. Choate
Name:	Chris A. Choate
Title:	Executive Vice President, Chief Financial Officer and Treasurer
Date:	February 28, 2014

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2011-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 2, 2011, between AmeriCredit Automobile Receivables Trust 2011-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 2, 2011, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 2, 2011, among AmeriCredit Automobile Receivables Trust 2011-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

.

Exhibit 10.1	Purchase Agreement, dated as of June 2, 2011, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser. - (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.2	Custodian Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 2, 2011, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2012.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.