Form 10-K/A
period 2013-12-31
AmeriCredit Automobile Receivables Trust 2011-3; AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.
filed 2014-05-15
CIK 1522412, 1002761, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None.

Explanatory Note:

The Form 10-K for the issuing entity’s fiscal year ended December 31, 2013 was originally filed on March 31, 2014. This Form 10-K/A is being filed to correct an error in the Section 302 Certification attached to the Form 10-K as Exhibit 31.1. A corrected and updated Section 302 Certification is attached to this Form 10-K/A as Exhibit 31.1.

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

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 2, 2011, between AmeriCredit Automobile Receivables Trust 2011-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 2, 2011, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 2, 2011, among AmeriCredit Automobile Receivables Trust 2011-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.1	Purchase Agreement, dated as of June 2, 2011, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.2	Custodian Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 2, 2011, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013 (incorporated by reference from Exhibit 33.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association) (incorporated by reference from Exhibit 33.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference from Exhibit 34.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated by reference from Exhibit 34.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc. (incorporated by reference from Exhibit 35.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report or are incorporated by reference into this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013 (incorporated by reference from Exhibit 33.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria(Wells Fargo Bank National Association) (incorporated by reference from Exhibit 33.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference from Exhibit 34.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated by reference from Exhibit 34.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report or are incorporated by reference into this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc. (incorporated by reference from Exhibit 35.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFS SENSUB CORP., as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President, Chief Financial Officer and Treasurer
Dated: May 15, 2014

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2011-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 2, 2011, between AmeriCredit Automobile Receivables Trust 2011-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 2, 2011, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 2, 2011, among AmeriCredit Automobile Receivables Trust 2011-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.1	Purchase Agreement, dated as of June 2, 2011, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.2	Custodian Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 2, 2011, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013 (incorporated by reference from Exhibit 33.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association) (incorporated by reference from Exhibit 33.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) (incorporated by reference from Exhibit 34.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated by reference from Exhibit 34.2 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc. (incorporated by reference from Exhibit 35.1 of the Annual Report on Form 10-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on March 31, 2014).