Form 10-K
period 2014-12-31
AmeriCredit Automobile Receivables Trust 2011-3; AFS SenSub Corp.; AMERICREDIT FINANCIAL SERVICES INC
filed 2015-03-31
CIK 1522412, 1347185, 1002761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 2, 2011, between AmeriCredit Automobile Receivables Trust 2011-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 2, 2011, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 2, 2011, among AmeriCredit Automobile Receivables Trust 2011-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.1	Purchase Agreement, dated as of June 2, 2011, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.2	Custodian Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 2, 2011, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2014.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c) Not Applicable.

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

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

General Motors Financial Company, Inc. (the “Company”), the ultimate parent of the registrant, has been served with investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its sub-prime auto finance business and securitization of sub-prime auto loans. In addition, the Company received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in sub-prime auto loan securitization. The Company is investigating these matters internally and believes the Company is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

On November 24, 2014, a group of investors filed a civil complaint against multiple trustees in the United States District Court for the Southern District of New York, purportedly on behalf of and for the benefit of certain residential mortgage backed securities (RMBS) trusts. These filings assert claims for alleged failure by the trustees to enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, to notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers and failure to abide by appropriate standards of care following alleged events of default.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly-owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2011-3, a Delaware statutory trust.

The Sponsor sold and assigned the pool of initial automobile loan contracts to AFS SenSub Corp., the Depositor, a Nevada corporation. The Depositor then sold the pool of sub-prime automobile loan contracts to the Issuing Entity and is the sole owner of the certificate of the Issuing Entity.

General Motors Financial of Canada, Ltd., or GMF of Canada, is a wholly-owned subsidiary of the Sponsor. GMF of Canada services a portion of the automobile loan contracts in the United States on behalf of the Issuing Entity through its service center in Peterborough, Ontario. GMF of Canada utilizes the Sponsor’s standardized servicing policies and procedures and operates on the same single, unified and interconnected software platform that the Sponsor’s other servicing centers utilize. GMF of Canada is managed by the same executive officers of the Sponsor that oversee the rest of the Sponsor’s operations, including servicing through its other servicing centers. GMF of Canada is operated as a separate legal entity from the Sponsor due solely to the location of its servicing center in a foreign jurisdiction, despite being operated identically to the Sponsor’s other servicing centers and not as a stand-alone entity (other than as is required for regulatory and corporate governance purposes).

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2014.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2011-3 has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2011-3

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Chris A. Choate

Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 30, 2015

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2011-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 2, 2011, between AmeriCredit Automobile Receivables Trust 2011-3 and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 2, 2011, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 2, 2011, among AmeriCredit Automobile Receivables Trust 2011-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.1	Purchase Agreement, dated as of June 2, 2011, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.2	Custodian Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., as Custodian, and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.3	Lockbox Account Agreement, dated as of June 2, 2011, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 10.4	Lockbox Processing Agreement, dated as of June 2, 2011, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2011-3 (File No. 333-170231-02) with the SEC on June 20, 2011).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2014.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.